Form 10QSB
period 1996-09-30
ATLAS ENVIRONMENTAL INC
filed 1996-11-14
CIK 855351

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ]  Transition  report under Section 13 or 15(d) of the Exchange Act.

For  the  transition  period  from  ________________________  to
________________________.

Commission  file  number  0-26166


                          ATLAS ENVIRONMENTAL, INC.
            (Exact name of registrant as specified in its charter)

             Colorado                               84-1140790
(State  or  other  jurisdiction  of    (I.R.S. employee  Identification  No.)
   incorporation or organization)


 150  South  Pine  Island  Road,  Plantation,  Florida          33324
      (Address  of  principal  executive  offices)            (Zip Code)

                                   (954) 370-9011
               (Registrant's telephone number, including area code)


N.A.
 (Former  name,  former  address  and  former fiscal year, if changed  since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]        No  [ ]

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


       Title of Class                Date         Number of Shares Outstanding
     -----------------             ---------      ----------------------------
Common Stock, $.001 par value  November 12, 1996         4,591,063







                      This filing consists of 20 pages.

PART  I  -  FINANCIAL  INFORMATION


ITEM  1:    FINANCIAL  STATEMENTS

THE  FOLLOWING  FINANCIAL  STATEMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

         CONDENSED CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30,
         1996 (UNAUDITED) AND DECEMBER 31, 1995. . . . . . . . . .    3-4

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
         1996 AND SEPTEMBER 30, 1995 (UNAUDITED) . . . . . . . . .      5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER
                                              30, 1995 (UNAUDITED)    6-7

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.   8-16


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .  17-19


PART II -  OTHER INFORMATION

ITEM 6:
         A)  EXHIBITS FILED. . . . . . . . . . . . . . . . . . . .     20

         B)  REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .     20


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .     20


                                  Atlas Environmental, Inc.
                                      And Subsidiaries

                            Condensed Consolidated Balance Sheets
                    September 30, 1996  (Unaudited) and December 31, 1995

                                                     September 30, 1996   December  31, 1995
                                                    --------------------  -------------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash                                              $            220,177  $           467,942
  Accounts receivable, less allowance for doubtful
    doubtful accounts of $221,696 and $59,539
    as of September 30, 1996 and December 31,
    1995, respectively                                         2,813,275            1,675,970
  Notes and other receivables                                    150,000              159,700
  Inventories                                                     68,581               65,506
  Prepaid expenses and other                                     130,716              160,338
                                                    --------------------  -------------------
Total current assets                                           3,382,749            2,529,456

Property, plant and equipment, net                            40,155,285            9,963,264
Cost in excess of net assets acquired, net of
  accumulated amortization                                     4,385,508            3,894,296
Other assets, net                                                988,528              918,697
                                                    --------------------  -------------------
Total assets                                        $         48,912,070  $        17,305,713
                                                    ====================  ===================







(Continued  on  the  following  page.)


                                    Atlas Environmental, Inc.
                                        And Subsidiaries

                        Condensed Consolidated Balance Sheets (continued)
                      September 30, 1996 (Unaudited) and December 31, 1995

                                                        September 30, 1996    December  31, 1995
                                                       --------------------  --------------------
                                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                               $         3,448,247   $         1,715,460
  Accrued liabilities                                            2,166,892               585,244
  Accrued environmental costs - current portion                    340,497                    --
  Deferred revenues                                                377,777               179,287
  Line of credit                                                 1,849,235                    --
  Notes payable affiliate - current portion                      1,025,000                    --
  Notes payable other - current portion                          3,649,971             3,342,557
                                                       --------------------  --------------------
Total current liabilities                                       12,857,619             5,822,548

  Rent payable -  affiliate                                        228,939               245,476
  Accrued environmental costs - long-term portion                  495,000                    --
  Notes payable - Subordinated debt                             10,000,000                    --
  Notes payable - Affiliate and accrued interest                 1,090,116             1,886,606
  Notes payable - Other - long-term portion                     13,616,444             2,988,954
  Deferred income taxes                                             16,400                    --

Commitments and contingencies

Stockholders' equity:
  Series A Redeemable Preferred Stock, $1 par value--
    15,000,000 shares authorized; 7,616,000 shares
    issued and outstanding                                       7,616,000             7,616,000
  Common Stock, $.001 par value--15,000,000 shares
    authorized; 4,591,063 and 3,437,000 shares
    issued and outstanding                                           4,592                 3,437
  Additional paid-in capital                                    11,882,915             2,669,080
  Accumulated deficit                                           (8,895,955)           (3,926,388)
                                                       --------------------  --------------------
Total stockholders' equity                                      10,607,552             6,362,129
                                                       --------------------  --------------------
Total liabilities and stockholders' equity             $        48,912,070   $        17,305,713
                                                       ====================  ====================







See  accompanying  notes.


                                     Atlas Environmental, Inc.
                                          And Subsidiaries

                          Condensed Consolidated Statements of Operations
        For the three months and nine months ended September 30, 1996 and September 30, 1995
                                            (Unaudited)


                                                Three  Months                    Nine  Months
                                             Ended  September  30            Ended  September  30
                                             1996              1995            1996         1995
                                       ----------------  ----------------  ------------  -----------
Revenues                               $     5,248,994   $     1,124,289   $16,887,579   $7,900,917

Costs and expenses:
  Cost of sales                              3,888,141           898,937    13,379,434    4,498,890
  Selling, general and administrative          779,604           721,912     2,442,612    3,181,540
  Depreciation and amortization              1,075,058           233,852     3,162,994      663,819
                                       ----------------  ----------------  ------------  -----------
Total costs and expenses                     5,742,803         1,854,701    18,985,040    8,344,249
                                       ----------------  ----------------  ------------  -----------
Operating loss                                (493,809)         (730,412)   (2,097,461)    (443,332)
Interest expense - affiliate                    39,426            38,958       149,919      119,737
Interest expense - other                       993,164           170,126     2,666,186      358,871
                                       ----------------  ----------------  ------------  -----------
Loss before income taxes                    (1,526,399)         (939,496)   (4,913,566)    (921,940)

Income tax benefit                                  --             7,000            --           --
                                       ----------------  ----------------  ------------  -----------
Net loss                                    (1,526,399)         (932,496)   (4,913,566)    (921,940)

Required dividend payments on
     preferred stock                                --           (56,000)      (56,000)     163,022
                                       ----------------  ----------------  ------------  -----------
Net loss applicable to common stock    $    (1,526,399)  $      (988,496)   (4,969,566)  $1,084,962
                                       ================  ================  ============  ===========

Net loss per common share              $          (.34)  $          (.29)        (1.10)  $     (.32)
                                       ================  ================  ============  ===========

Weighted average common shares
outstanding                                  4,483,978         3,411,853     4,483,978    3,411,853
                                       ================  ================  ============  ===========


                                    Atlas Environmental, Inc.
                                        And Subsidiaries

                         Condensed Consolidated Statements of Cash Flows
               For the nine months ended September 30, 1996 and September 30, 1995
                                           (Unaudited)



                                                        September 30, 1996    September 30, 1995
                                                       --------------------  --------------------
OPERATING ACTIVITIES
Net loss                                               $        (4,913,566)  $          (921,940)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
  Depreciation and amortization                                  3,164,032               663,819
  Compensation paid in stock                                            --                15,000
  Loss on sale of assets                                             9,709                    --
  Discount accretion                                                59,394                    --
  Changes in operating assets and liabilities:
      Accounts receivable                                         (333,286)           (1,169,824)
      Note receivable                                                   --              (150,000)
      Insurance refund receivable                                       --               134,998
      Inventories                                                    9,425                (3,612)
      Prepaid expenses                                              89,979              (139,251)
      Other assets                                                 305,414                89,310
      Trade accounts payable                                       366,532               456,002
      Accrued liabilities                                          953,326               249,313
      Income taxes payable                                              --              (143,040)
      Deferred income tax benefit                                       --                54,587
      Deferred revenue                                             198,490               (91,080)
      Deferred income tax payable                                       --               (46,147)
                                                       --------------------  --------------------
Net cash used in operating activities                              (90,551)           (1,001,865)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (606,266)             (755,799)
Purchase of South Florida Recovery, Inc., net of cash                   --               (77,800)
Proceeds from sale of assets                                        47,400                12,000
Purchase of subsidiaries, net of cash acquired                 (20,522,773)                   --
Deferred acquisition costs                                         (24,120)                   --
                                                       --------------------  --------------------
Net cash used in investing activities                          (21,105,759)             (821,599)





(Continued  on  the  following  page.)


                              Atlas Environmental, Inc.
                                  And Subsidiaries

                   Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1996 and September 30, 1995
                                     (Unaudited)


                                            September 30, 1996    September 30, 1995
                                           --------------------  --------------------
FINANCING ACTIVITIES
Proceeds from issuance of:
  Line of credit                                     1,849,235                    --
  Notes payable - other                             15,300,000             2,954,116
  Subordinated debt                                 10,000,000                    --
Payments on notes payable - affiliates                (750,000)                   --
Payments on notes payable - other                   (5,010,628)           (1,525,896)
Payments on loan costs                                (384,062)              (23,040)
Dividends on preferred stock                           (56,000)             (163,022)
                                           --------------------  --------------------
Net cash provided by financing activities           20,948,545             1,242,158
                                           --------------------  --------------------
Net decrease in cash                                  (247,765)             (581,306)
Cash at beginning of period                            467,942               700,509
                                           --------------------  --------------------
Cash at end of period                      $           220,177   $           119,203
                                           ====================  ====================



SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid during the period for interest   $         1,825,549   $           287,559
                                           ====================  ====================

Common stock issued in connection with
purchase of South Florida Recovery, Inc.   $                --   $           120,000
                                           ====================  ====================

Common stock issued in connection with
acquisition services under a consulting
agreement                                  $                --   $           120,000
                                           ====================  ====================

Common stock issued in connection with
pending acquisition                        $            15,000   $                --
                                           ====================  ====================


Compensation paid in stock                 $                --   $            15,000
                                           ====================  ====================

Common stock issued in connection with
the purchase of subsidiaries               $         9,212,500   $                --
                                           ====================  ====================




See  accompanying  notes.

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                               September, 1996
                                 (Unaudited)


Note  1  --  Basis  of  Presentation
------------------------------------

Atlas Environmental, Inc. ("Atlas") and Subsidiaries ("the Company") was principally engaged in providing petroleum soil decontamination and trucking services, excavation and restoration of petroleum-contaminated sites, petroleum storage tank removal and general trucking services. On January 25, 1996, the Company acquired six companies consisting of one C&D landfill, one supplier of roll-off containers, and four construction, demolition and land-clearing ("CDL") debris recycling facilities. The consolidated financial statements include the accounts of the six acquired companies since the date of acquisition, and TranSoil and KleenSoil for the entire period presented.

Accordingly, the financial statements for the nine months ended September 30, 1995 include the historical financial position of KleenSoil and TranSoil only. All significant inter-company accounts have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in banks and trade accounts receivable. The credit risk associated with cash in banks is considered low due to the credit quality of the issuer of the financial instrument. Trade accounts receivable are due primarily from companies located in Florida. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral as it relies on lien rights available resulting from improvements made to property. Credit losses associated with trade receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

USE  OF  ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  1  --  Basis  of  Presentation  (continued)
-------------------------------------------------

INVENTORIES

Inventories are valued at the lower of cost or market under the first-in, first-out method.

REVENUE  RECOGNITION

Revenues  from the treatment of contaminated soil are recognized when the soil
is  processed.    Deferred  revenues  represent  estimated  amounts  billed to customers  for  soil  received  but  not  processed.

INCOME  TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET  LOSS  PER  COMMON  SHARE  AND  COMMON  STOCK

Net loss per common share is calculated based on the weighted average number of common shares outstanding during the periods.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)




Note  2  --  Property,  Plant  and  Equipment
---------------------------------------------

At September 30, 1996 and December 31, 1995, property, plant and equipment consisted of the following:


                                          September  30, 1996    December  31, 1995
                                         ---------------------  --------------------
Land, landfill and treatment facilities  $         22,102,183   $         1,152,375
Building and improvements                           8,882,843             3,165,315
Machinery and equipment                            13,754,705             4,059,166
Office equipment                                      311,645               310,380
Vehicles                                            2,086,927             2,150,520
                                         ---------------------  --------------------
                                                   47,138,303            10,837,756
Less accumulated depreciation                      (6,983,018)             (874,492)
                                         ---------------------  --------------------
                                         $         40,155,285   $         9,963,264
                                         =====================  ====================


Note  3  --  Long-Term  Debt  and  Notes  Payable  to  Affiliates
-----------------------------------------------------------------

At September 30, 1996 and December 31, 1995, long-term debt consists of the following:


                                                          September 30, 1996   December 31, 1995
                                                          -------------------  ------------------

Convertible notes payable, bearing interest at 10%,
    with principal and interest due November 1, 1996,
    secured by a second mortgage on real property
    with a net book value of approximately
    $3,200,000 (a)                                        $         1,745,000  $        1,745,000

  $6 million bank line of credit, with interest payable
    monthly at prime plus 2%, principal due on
    demand, $336,000 available at December 31, 1995,
    collateralized by a blanket lien on all accounts
  receivable (b)                                                           --           1,252,097

     Notes payable, monthly principal and interest
    payments totaling $84,692, maturing on various
    dates through October 1999, interest varying
    from 6.49% to 10.05%, collateralized by vehicles
    and equipment with net book value approximating
    $2,550,000 (b)                                                         --  $        2,099,308



                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  3  --  Long-Term  Debt  and  Notes  Payable  to Affiliates (continued)



                                                        September  30, 1996  December 31, 1995
                                                        -------------------  -----------------


Notes payable, monthly principal and interest
  payments totaling $5,649, maturing July 1996,
  interest at 8% collateralized by equipment with
  net book value approximating $370,000 (b)                              --             70,116

Note payable bearing interest at 4%, payable based
  on a specific formula contingent upon the maker
  supplying contaminated soil to the Company for
  treatment, net of imputed interest at 10.5% of
  $125,604 and $185,000 as of September 30,
  1996 and December 31, 1995, respectively                        1,224,396          1,165,000

15 million term loan bearing interest at LIBOR or
  at the alternate base rate ("ABR"), the prime rate
  plus 1.25%, payable in monthly installments of
  $147,500, plus interest, commencing in March
  1996 with the remaining outstanding principal
  and interest due in full in January 2001. During
  any event of default, interest rates will increase
  by 2% (c)                                                      13,925,100                 --

Subordinated notes bearing interest at 13 1/2%,
  payable in five equal annual installments of
  $2,000,000 commencing in January of 1999,
  with interest payable quarterly commencing
  in April, 1996 (c)                                             10,000,000                 --

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  3  --  Long-Term  Debt  and  Notes  Payable  to Affiliates (continued)
----------------------------------------------------------------------------



                                                  September 30, 1996    December 31, 1995
                                                 --------------------  -------------------


Note due to the former owner of Naples payable
  in 12 quarterly payments of $23,956 bearing
  interest at 10% (d)                                        262,475                   --

Other                                                        109,444                   --
                                                 --------------------  -------------------
                                                          27,266,415            6,331,511
Less current portion                                      (3,649,971)          (3,342,557)
                                                 --------------------  -------------------
                                                 $        23,616,444)  $        2,988,954
                                                 ====================  ===================





(a) During 1995, the Company issued convertible notes to certain investors in private transactions resulting in net proceeds to the Company of approximately $1,720,000. The notes are convertible at maturity, at the option of the holder, into restricted shares of Atlas common stock at a price of $5.50 per share. If the conversion option is not exercised and the holder elects to be paid in full at the maturity date, the holder will receive 2,500 warrants for each $100,000 of principal to purchase restricted shares of Atlas common stock at a price of $8 per share for three years. As of November 12, 1996, the Company is in default of the principal and interest on these notes. The Company has accrued interest in the amount of $167,478 through September 30, 1996. Pursuant to an intercreditor agreement, payment of this note  is  prohibited  at  this  time.

(b) On January 25, 1996, these obligations were refinanced on a long-term basis through the financing arrangements secured in connection with the acquisitions described in footnote 7 to the condensed consolidated financial statements and, accordingly, amounts have been classified as long-term, with the exception of amounts paid subsequent to December 31, 1995, but prior to the refinancing and amounts due within one year of the balance sheet date under the new financing which have been classified as current.

(c) As of September 30, 1996 the Company was in breach of its stop loss, interest coverage, cash flow, and maximum leverage covenants. The Company is in default on the interest payment due on the subordinated notes. The Company has accrued interest of approximately $613,600 which is included in accrued liabilities. Pursuant to an intercreditor agreement, payment of this note is prohibited at this time.

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  3  --  Long-Term  Debt  and  Notes  Payable  to Affiliates (continued)
----------------------------------------------------------------------------

(d) The Company has not made payments in accordance with the terms of the note. The Company has accrued interest in the amount of $14,376 which is included in accrued liabilities. Pursuant to an intercreditor agreement, payment of this note is prohibited at this time.


At September 30, 1996 and December 31, 1995, notes payable to affiliates and accrued interest consist of the following:


                                                     September 30, 1996   December 31. 1995
                                                     -------------------  ------------------
Note payable to a company that is wholly owned
  by the principal stockholder of Atlas bearing
  interest at 8%, and secured by real property
  with a net book value of approximately
  $2,850,000 (a)                                     $           500,000  $        1,000,000

Note payable to the principal stockholder of Atlas
  for working capital advances, bearing interest
  at the prime rate plus 1%, secured by certain
  building improvements with a net book value
  of approximately $50,000 (a)                                    39,313              39,313

Accrued interest due to the principal stockholder
  of Atlas (a)                                                   246,215             212,293

Unsecured notes payable to stockholder with
  interest at 12% (a)                                            250,000             600,000

Accrued interest due to stockholders (a)                          54,588              35,000

Notes due to two former owners of Waste Magic
  to be paid in five quarterly payments of
  $150,000 and a final quarterly payment of
  $275,000 with the first payment due April
  19, 1996, and bearing interest at the prime
  rate to be paid quarterly (b)                                1,025,000                  --
                                                     -------------------  ------------------
                                                               2,115,116           1,886,606
 Less current portion                                          1,025,000                  --
                                                     -------------------  ------------------
                                                     $         1,090,116  $        1,886,606
                                                     ===================  ==================




                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  3  --  Long-Term  Debt  and  Notes  Payable  to Affiliates (continued)
----------------------------------------------------------------------------

  (a) Subsequent to December 31, 1995, a portion of obligation was refinanced on a long-term basis through the financing arrangements secured in January 1996 and, accordingly, such amounts have been classified as long-term.
 Additionally, pursuant to an intercreditor agreement executed in connection with the new financing arrangements, the ultimate maturity date of these obligations was extended to 1999. Pursuant to an intercreditor agreement, payment of interest on this note is prohibited at this time.

  (b) Pending resolution of disputed amounts, the Company has not made payments in accordance with the terms of the note. The Company has accrued interest in the amount of $58,963 which is included in accrued liabilities. Pursuant to an intercreditor agreement, payment of this note is prohibited at this time.

Note  4  --  Line  of  Credit
-----------------------------

As part of the acquisition financing described in footnote 7 to the condensed consolidated financial statements, the Company entered into a $5 million revolving line of credit borrowing arrangement with BNY Financial. Borrowing availability under the line is based on the amount of eligible receivables, less reserves, and bear interest at LIBOR or at the alternate base rate (ABR), the prime rate plus 1.25%, payable monthly, maturing in January 2001. At September 30, 1996, there was an approximate overdraft of $560,000 under the credit line.

The agreement contains certain covenants related to the Company's financial condition and operating results including minimum quarterly net income tests. During any event of default, interest rates will increase by 2%. The Company, at September 30, 1996, was in breach of its stop loss, interest coverage, cash flow coverage, and maximum leverage covenants. The agreement also provides for a 0.50% per annum unused facility fee on the unused portion of the Revolving Credit Line payable quarterly in arrears.

Note  5  --  Contingencies
--------------------------

The majority of the Company's underground storage tank remediation business is performed for private clients through a state reimbursement program. In the State of Florida, reimbursement is obtained through the Inland Protection Trust Fund ("the Fund").

On March 8, 1995, Florida Governor Lawton Chiles signed Executive Order Number 95-82 declaring a state of emergency due to the imminent possibility that the increased demands placed upon the Fund will result in the inability of the State to provide for the clean-up of sites at high risk of contaminating ground and surface waters.

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)


Note  5  --  Contingencies  (continued)
---------------------------------------

On March 29, 1995, Florida Law Chapter 95-2, formerly known as Senate Bill 1290, was signed into law which superseded Executive Order Number 95-82. The law, as enacted, states that after March 27, 1995, only sites with ranking scores higher than 50 can receive approval from the Florida Department of Environmental Protection (FDEP) concerning the scope of work and the costs and, with such approval, these sites may continue clean-up work. The law also directs that clean-up work must be stopped on sites with a score ranking of 49 or less. Sites with a score of 25-49 may continue the program task they are working on after March 27, 1995, after receiving prior approval for the cost of completing the task from the FDEP. Work on sites with a score ranking of 0-24 must cease immediately. All payments for those program tasks in progress would be paid under the old reimbursement program, 376-3071 FAC. Florida Law Chapter 95-2 will remain as the operative legislation for the fiscal year 1995 and 1996.

Because of the uncertainty created by the Governor's Executive Order, the pace of remediation activity in the State slowed significantly commencing in early March 1995. The FDEP allocated a significant portion of the annual revenue base generated by the Fund to pay off the approximate $300 to $400 million Fund backlog. This resulted in a slowdown in the number of sites where new remediation services commenced and had a cleansing effect on the clean-up industry in Florida. This is having an adverse effect on the Company's current business in the short run as there is increased competition for the fewer approved sites.

On May 2, 1996, the Florida Senate passed a revision to the State Program, known as CS/HB- 1127. Key provisions of this new bill include: bonding of the existing backlog with such bonds being repaid over approximately 7 years; risk-based assessment of existing sites in the program; acceptance of an estimated 4,000 new sites into the program; and an allowance for voluntary clean-up of sites with ultimate reimbursement by the Fund. The anticipated end result of this new legislation will be a significant increase in the funding of clean-up activities throughout the State commencing in early 1997.

Superfund legislation enacted by Congress seeks recovery from anyone who ever owned or operated a particular contaminated site or from anyone who ever generated or transported hazardous materials to a site. These parties are commonly referred to as potentially responsible parties (PRP). Potentially, the liability can extend to subsequent owners or to the parent company of a PRP.

When more than one PRP is associated with a contaminated site, each party may be contingently liable for the full amount of clean-up costs and fines because of the joint and several nature of environmental laws. Such exposure could result in the need for an entity to accrue for clean-up costs or disclose a potential contingency.

                          Atlas Environmental, Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)



As of the date of this report, the Company has not been designated as a potentially responsible party by the Environmental Protection Agency; therefore, no accruals for potential clean-up costs have been included in the accompanying consolidated financial statements. However, due to the nature of the Company's business, there is potential for exposure to environmental liabilities.

Note  6  --  Accrued  Environmental  Costs
------------------------------------------

On  February 28, 1995, the Florida Department of Environmental Protection (the
FDEP) issued a Notice of Intent to deny Atlas' subsidiary, Waste Magic, its permit application for its Davie, Florida site. Additionally, on March 31, 1995, the FDEP issued a Notice of Violation and Orders for Corrective Action
(NOV) against Waste Magic. The NOV alleged that Waste Magic had operated without a state permit, disposed of solid waste on the ground and disposed of solid waste within 200 feet of a water body. On November 21, 1995, Waste Magic signed a consent order (the Consent Order) to settle these matters with the FDEP. The Consent Order provides for the continued operation of the facility during the removal of solid waste from the site under the direction of the FDEP through October 1997. In addition, Waste Magic was required to provide a performance bond in the amount of $1,298,000 within 90 days of the effective date of the Consent Order which requirement was satisfied by an insurance policy benefiting the FDEP.

In  connection  with  the  Consent  Order,  Waste  Magic  recorded  accrued
environmental  costs  totaling  $990,000.    Waste  Magic  estimated  accrued
environmental costs by applying historical processing costs, per cubic yard, to the total cubic yards requiring processing. Accrued environmental costs also include anticipated engineering and legal costs that will be incurred in complying with the Consent Order.

Note  7  --  Business  Acquisitions
-----------------------------------

On January 25, 1996, in a series of transactions accounted for as purchases, Atlas acquired 100% of the issued and outstanding shares of six corporations:
Waste Magic Recyclers, Inc.; Waste Magic Recyclers Central, Inc.; Waste Magic Recyclers Palm Beach, Inc.; Homestead Landfill and Recycling Management Company; Royal Crown Carting, Inc.; and Naples Recycling Resources, Inc. The total purchase price for these six entities was approximately $28.7 million and was paid in a combination of approximately $18.2 million in cash, approximately $1.3 million in notes, and 1,151,563 newly issued shares of Atlas common stock.

To finance these acquisitions, Atlas secured $30 million in new credit facilities including a $15 million term loan and a $5 million credit line from BNY Financial Corporation, an affiliate of Bank of New York, and $10 million in senior subordinated notes ("the Subordinated Notes") from Fiduciary Capital and Hanifen Imhoff Capital Partners. Substantially all of the Company's assets were pledged as collateral under the related agreements. The term loan is payable in monthly

                                                      Atlas  Environmental,
Inc.
                               And Subsidiaries


             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                  (continued)



installments of $147,500, plus interest, commencing in March 1996, with the remaining outstanding principal and interest due in full in January 2001. The Subordinated Notes are payable in five equal annual installments of $2,000,000 commencing in January 1999, with interest payable quarterly commencing in April 1996.

The results of operations of the six acquired companies have been included in the Company's consolidated statements of operations from January 1, 1996, forward.

Note  8  --  Subsequent  Event
------------------------------

The Company signed a Letter of Intent on August 8, 1996, to sell the six companies comprising its construction and demolition debris recycling and landfill industry segment.

The Letter of Intent contains various contingencies, including but not limited to the completion of due diligence by the buyer and Board of Director approvals by both parties. The Company expected to sign a definitive purchase agreement in the near term with a targeted closing date of September 30, 1996; however, as of November 13, 1996, no definitive purchase agreement has been signed. Further, as of November 13, 1996, the Company believes that negotiations have stalled and that this transaction will not occur. The Letter of Intent contains a "no shop" provision which barred the Company from responding to other offers for these six companies through October 31, 1996.


ITEM  2  -  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

On January 25, 1996, the Company acquired six companies (see footnote 7 to the consolidated financial statements). The results of operations include KleenSoil and TranSoil operations since January 1, 1995, and KleenSoil, TranSoil and the acquired companies since January 1, 1996.

The Company's revenues increased significantly for the nine months ended September 30, 1996 to $16.8 million as compared to $7.9 million for the same period in 1995. The increases are attributable to the inclusion of the acquired companies in 1996.

Cost of sales for the nine months ended September 30, 1996 increased to $13.4 million as compared to $4.5 million for the nine months ended September 30, 1995. Cost of sales for the third quarter 1996 was $3.8 million compared to $0.9 million for the third quarter 1995. The gross margin increased to $1.4 million (26% of revenues) for the third quarter 1996 as compared to $0.2 million (20% of revenues) for the third quarter 1995. The gross margin increased to $3.5 million (21% of revenues) for the nine months ended September 30, 1996 as compared to $3.4 million (43% of revenues) for the nine months ended September 30, 1995. The decrease in gross margin for the nine months ended September 30, 1996 resulted from non-recurring costs associated with the acquired companies and the fact that a higher percentage of costs is classified as cost of sales for the acquired companies.

                          Atlas Environmental, Inc.
                               And Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                 (continued)



Selling, general and administrative expenses increased slightly for the three months ended September 30, 1996 compared to the prior year; however, for the nine months ended September 30, 1996, as compared to the prior year, they decreased. The acquired companies have a higher percentage of costs classified as cost of sales, and a smaller percentage of costs attributable to general and administrative expenses.

Depreciation and amortization expense increased significantly both for the nine-month period and quarter ended September 30, 1996 as compared to the same periods in 1995. The acquired companies have large investments in depreciable fixed assets.

Interest expense increased dramatically both for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. This increase is a direct result of the financing of the acquired companies, as more fully described in footnote 7 to the condensed consolidated financial statements.

As a result of the various factors described above, the Company incurred a net loss of $4.9 million for the nine months ended September 30, 1996, and a net loss of $1.5 million for the quarter ended September 30, 1996 as compared to a net loss of $1.0 million and $988,000 for the comparable period for the nine months and quarter ended September 30, 1995.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At September 30, 1996 the Company had a working capital deficit of approximately $9.5 million, and a ratio of current assets to current liabilities of approximately .26 to 1. This compares with a December 31, 1995 working capital deficiency of approximately $3.2 million and a ratio of current assets to current liabilities of approximately .43 to 1. The Company, on January 25, 1996, acquired six companies engaged in landfill operations, recycling and waste hauling.

The Company paid $28.6 million to acquire these companies in a combination of cash and notes, and 1,151,563 shares of newly issued common stock of the Company. To finance these acquisitions, the Company secured $30 million in new credit facilities, including a $15 million term loan and a $5 million revolving credit line from a financial institution, and $10 million in senior subordinated notes (see footnote 7 to the condensed consolidated financial statements).

For the nine months ended September 30, 1996 the Company's liquidity decreased by approximately $248,000 as cash decreased to $220,000 for the nine months ended September 30, 1996. The decrease in cash used in operating activities of $90,500 is attributable to changes in accounts receivable, accrued liabilities and the net loss for the nine months ended September 30, 1996. Cash used in investing activities of $21,000,000 was comprised of purchases of property and equipment, and the purchase of six companies as more fully described above and in footnote 7 to the condensed consolidated financial statements. This was offset by the cash provided by financing activities to purchase the six companies (see footnote 7 to the condensed consolidated financial statements). The Company paid $56,000 in dividends on preferred stock and $384,000 of loan costs during the nine-month period.



                          Atlas Environmental, Inc.
                               And Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                        September 30, 1996 (Unaudited)
                                 (continued)




The Company's results of operations and its liquidity is still being negatively affected by the State of Florida's Reimbursement Program for underground storage tank remediation (see footnote 5 to the condensed consolidated financial statements) and the absorption of the acquired companies in which many operational changes have been instituted; however, to date, the Company has not benefited from the impact of these changes.

On August 8, 1996 the Company signed a Letter of Intent to sell the six companies comprising its construction and demolition debris recycling and landfill industry segment. To date, the transaction has not been consummated, and it is doubtful that this transaction will ever be consummated. If the pending sale is not consummated, it would have a materially adverse effect on the Company.

The Company has experienced a significant decline in its financial condition during the past 18 months. Atlas had a loss of approximately $2.5 million for the year ended December 31, 1995 and a net loss of approximately $4.9 million for the nine months ended September 30, 1996. As a result, the Company is in default of certain of its covenants to BNY Financial Corporation, Fiduciary Capital, and Hanifen Imhoff Capital Partners under their respective agreements. The Company is also in default of its obligations with the Waste Magic stockholders' loans and the Naples Seller Note.

The Company believes that four primary factors have contributed to such decline: (i) the limitation on expenditures for site clean-up by the Inland Trust Fund Program for the State of Florida, which limitation resulted from recent legislation has produced a continuing negative impact on the Company's Remediation Business due to increased competition for remediation services among fewer sites approved for payment under such Inland Trust Fund Program;
(ii) significant costs and expenses incurred to implement Atlas' acquisitions of the CDL business; (iii) the financial performance of the CDL business being adversely affected by the more-rapid-than-anticipated consolidation of the Florida solid waste market, the result of which produced a decline in the revenue and the customer base of the CDL business; and (iv) competition from companies with financial resources significantly greater than the Company for new CDL business.

The Company's financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the default to various lenders and creditors, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The Company believes if it is unable to successfully close the pending sale, it raises substantial doubt about the Company's ability to continue as a going concern.

PART  II  -  OTHER  INFORMATION

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits  filed:   None.

          (b)  Reports  on  Form  8-K:

               (i) The current report on Form 8-K dated August 9, 1996 was filed reporting item (5), the execution of a Letter of Intent.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS  ENVIRONMENTAL,  INC.
(Registrant)

By:       /s/  Gary  Kabot
          -----------------------------------------
          Gary  Kabot,  Chairman  and
          Chief  Executive  Officer

Date:     November  12,  1996


By:       /s/  Philip  Kabot
          -----------------------------------------
          Philip  Kabot,  Chief  Financial  Officer
          and  Principal  Accounting  Officer

Date:     November  12,  1996