Form 10QSB/A
period 1996-09-30
ATLAS ENVIRONMENTAL INC
filed 1997-03-19
CIK 855351

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A


(Mark  One)

X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of  1934  for  the  quarterly  period  ended  September  30,  1996.

___          Transition  report under Section 13 or 15(d) of the Exchange Act.

For  the  transition  period  from  ________________________  to
________________________.

Commission  file  number  0-26166


                           ATLAS ENVIRONMENTAL, INC.
            (Exact name of registrant as specified in its charter)

            Colorado                                 84-1140790
(State or other jurisdiction         (I.R.S. employee  Identification  No.)
of incorporation or organization)

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

Yes      X        No  ___
         -

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title  of  Class          Date          Number of Shares Outstanding
          ----------------          ----          ----------------------------
Common  Stock,  $.001  par  value              November 12, 1996     4,591,063

                           ATLAS ENVIRONMENTAL, INC.
                                 FORM 10-QSB/A
                              SEPTEMBER 30, 1996


                                 EXHIBIT INDEX
                                 -------------





ITEM  6
-------

EX.  27  -  FINANCIAL  DATA  SCHEDULE

PART  II  -  OTHER  INFORMATION

Item  6  -  Exhibits  and  Reports  on  Form  8-K

     (a)          Exhibits  filed:      None

     (b)          Reports  on  Form  8-K:

          (i) The current report on Form 8-K dated August 9, 1996 was filed reporting item
          (5),  the  execution  of  a  Letter  of  Intent.


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ATLAS  ENVIRONMENTAL,  INC.
(Registrant)

By:          /s/  Philip  Kabot  ___________________
             ---------------------------------------
          Philip  Kabot,  Chief  Financial  Officer
          and  Principal  Accounting  Officer

Date:          March  18,  1997